Form 10-K
period 2007-12-31
Natixis Real Estate Capital Trust 2007-HE2
filed 2008-03-28
CIK 1396344

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130694-26

      Natixis Real Estate Capital Trust 2007-HE2
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley ABS Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Natixis Real Estate Capital Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199373
  (State or other jurisdiction of         54-2199374
  incorporation or organization of        54-2199375
  issuing entity)                         54-2199376
                                          54-2199377
                                          54-2199378
                                          54-6744162
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code of issuing
   offices of issuing entity)                   entity)


 Issuing entity's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

    See Item 15(a).





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Natixis Financial Products Inc. provides an interest rate cap agreement and an interest rate swap agreement for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the interest rate cap agreement and the interest rate swap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services' motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Legal Proceedings Regarding Saxon Mortgage Services, Inc.

Because Saxon Mortgage Services, Inc. (the "Company") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

The Company and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of the Company.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming the Company as a defendant. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. The Company services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Legal Proceedings Regarding First NLC Financial Services, LLC

Pursuant to a Form 8-K filed on January 18, 2008 by Friedman, Billings, Ramsey Group, Inc. ("FBR") (Commission File No. 000-50230; CIK No. 0001209028), the parent of First NLC Financial Services, LLC ("FNLC"), one of the original loan sellers, FBR stated on January 11, 2008 FNLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on April 26, 2007 (Commission File No. 333-130694-26).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3) Exhibits filed herewith.

  (4) Pooling and Servicing Agreement, dated as of April 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Saxon Mortgage Services, Inc., as servicer, Wells Fargo Bank, National Association, as master servicer and securities administrator, Natixis Real Estate Capital Inc., as unaffiliated seller, and Deutsche Bank National Trust Company, as custodian and trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on May 16, 2007 (Commission File No. 333-130694-26) and is incorporated by reference herein.)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.4 Saxon Mortgage Services, Inc. as Servicer
    33.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.4 Saxon Mortgage Services, Inc. as Servicer
    34.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (35) Servicer compliance statement.



    35.1 Saxon Mortgage Services, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Natixis Real Estate Capital Trust 2007-HE2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of April 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Saxon Mortgage Services, Inc., as servicer, Wells Fargo Bank, National Association, as master servicer and securities administrator, Natixis Real Estate Capital Inc., as unaffiliated seller, and Deutsche Bank National Trust Company, as custodian and trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on May 16, 2007 (Commission File No. 333-130694-26) and is incorporated by reference herein.)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.4 Saxon Mortgage Services, Inc. as Servicer
    33.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.4 Saxon Mortgage Services, Inc. as Servicer
    34.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (35) Servicer compliance statement.



    35.1 Saxon Mortgage Services, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
